Form 10-Q
period 2026-03-31
Averin Capital Acquisition Corp.
filed 2026-05-14
CIK 2096900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-43135

AVERIN CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1891461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 W 40th Street, Office 205 New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(339) 234-9160

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-sixth of one redeemable Warrant	ACAAU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	ACAA	The Nasdaq Stock Market LLC

Warrants, each exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	ACAAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2026, there were 28,586,008 Class A Ordinary Shares, par value $0.0001 per share, and 7,096,502 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

AVERIN CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 18, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 20, 2028 (or May 20, 2028 if we have a definitive agreement for an initial Business Combination by February 20, 2028), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Averin Capital Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $15,612,304 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Deutsche Bank” are to Deutsche Bank Securities Inc. the representative of the Underwriters;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 20, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 21, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 30, 2026 as amended, and declared effective on February 18, 2026 (File No. 333-293082);

●	“Letter Agreement” are to the Letter Agreement, dated February 18. 2026, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,386,008 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Permitted Withdrawals” are to up to $500,000 per year, beginning on the closing of the Initial Public Offering (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the Trust Account that may be released to us to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to us during the three month period that will begin on February 20, 2028, 24 months from the closing of the Initial Public Offering if we have executed a definitive agreement for an initial Business Combination by February 20, 2028), plus additional amounts of interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022, if any is imposed on us, and which shall not be subject to the $500,000 annual limitation (or $150,000 limitation) described above);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated February 18, 2026 which we entered into with our Sponsor;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-sixth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 18, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Averin Capital Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $283,860,080 from the proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering, including the sale of the Option Units following the partial exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 18, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 18, 2026, which we entered into with Deutsche Bank, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated February 18, 2026, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Averin Capital Acquisition Corp.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025

ASSETS
Current assets
Cash	$396,057	$—
Prepaid expenses and insurance	180,378	4,503
Total current assets	576,435	4,503
Deferred offering costs	—	161,092
Long-term prepaid insurance	91,667	—
Investments held in Trust Account	284,847,198	—
Total Assets	$285,515,300	$165,595

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$23,360	$—
Accrued offering costs	75,000	504
IPO Promissory Note – related party	—	213,474
Total current liabilities	98,360	213,978
Deferred Fee	15,612,304	—
Total Liabilities	15,710,664	213,978

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 28,386,008 and no shares at redemption value of $10.03 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	284,847,198	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 200,000 and no shares issued and outstanding (excluding 28,386,008 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	20	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,096,502 and 7,187,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively(1)	710	719
Additional paid-in capital	—	24,281
Accumulated deficit	(15,043,292)	(73,383)
Total Shareholders’ Deficit	(15,042,562)	(48,383)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$285,515,300	$165,595

(1)	This number included an aggregate of up to 937,500 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On March 5, 2026, 846,502 Founder Shares were no longer subject to forfeiture pursuant to the Underwriters’ partial exercise of its Over-Allotment Option and 90,998 Founder Shares were forfeited as the Underwriters forfeited their remaining Over-Allotment Option.

The accompanying notes are an integral part of these unaudited financial statements.

Averin Capital Acquisition Corp.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Formation, general and administrative costs	$177,518
Loss from operations	(177,518)

Other income:
Change in fair value of Over-Allotment Option liability	22,900
Interest earned on cash and investments held in Trust Account	987,118
Total other income	1,010,018

Net income	$832,500

Basic and diluted weighted average Class A Ordinary Shares outstanding	12,031,868

Basic and diluted net income per Class A Ordinary Share	$0.04

Basic weighted average Class B Ordinary Shares outstanding	6,497,293

Basic net income per Class B Ordinary Share	$0.04

Diluted weighted average Class B Ordinary Shares outstanding	7,096,502

Diluted net income per Class B Ordinary Share	$0.04

The accompanying notes are an integral part of these unaudited financial statements.

Averin Capital Acquisition Corp.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026(1)	—	$—	7,187,500	$719	$24,281	$(73,383)	$(48,383)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(3,606,923)	(15,802,409)	(19,409,332)

Sale of Private Placement Units	200,000	20	—	—	1,999,980	—	2,000,000

Fair value of Public Warrants	—	—	—	—	1,688,967	—	1,688,967

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(106,314)	—	(106,314)

Forfeiture of Founder Shares	—	—	(90,998)	(9)	9	—	—

Net income	—	—	—	—	—	832,500	832,500

Balance – March 31, 2026	200,000	$20	7,096,502	$710	$—	$(15,043,292)	$(15,042,562)

(1)	This number included an aggregate of up to 937,500 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On March 5, 2026, 846,502 Founder Shares were no longer subject to forfeiture pursuant to the Underwriters’ partial exercise of its Over-Allotment Option and 90,998 Founder Shares were forfeited as the Underwriters forfeited their remaining Over-Allotment Option.

The accompanying notes are an integral part of these unaudited financial statements.

Averin Capital Acquisition Corp.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$832,500
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	33,933
Interest earned on cash and investments held in Trust Account	(987,118)
Change in fair value of Over-Allotment Option liability	(22,900)
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(183,475)
Long-term prepaid insurance	(100,000)
Accounts payable and accrued expenses	23,360
Net cash used in operating activities	(403,700)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(283,860,080)
Net cash used in investing activities	(283,860,080)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	283,360,080
Proceeds from sale of Private Placement Units	2,000,000
Repayment of IPO Promissory Note – related party	(300,478)
Payment of offering costs	(399,765)
Net cash provided by financing activities	284,659,837

Net Change in Cash	396,057
Cash – Beginning of period	—
Cash – End of period	$396,057

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$74,496
Deferred offering costs paid through IPO Promissory Note – related party	$59,004
Prepaid expenses applied as payment to offering costs	$2,400
Offering costs charged to additional paid-in-capital	$9,146
Offering costs charged to shares subject to redemption	$695,211
Other offering costs allocated to redeemable shares	$22,900
Forfeiture of Founder Shares	$9
Accretion of Class A ordinary shares to redemption value	$19,409,332
Deferred Fee payable	$15,612,304

The accompanying notes are an integral part of these unaudited financial statements.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Note 1 — Organization and Business Operations

Averin Capital Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 17, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intends to capitalize on the ability of its management team (“Management”) to identify and combine with a business or businesses that can benefit from its Management’s established global relationships and operating experience. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from October 17, 2025 (inception) through March 31, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), which is described below, and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 30, 2026 (File No. 333-293082) was declared effective on February 18, 2026 (the “IPO Registration Statement”). On February 20, 2026, the Company consummated the initial public offering of 25,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $250,000,000 (the “Initial Public Offering”). Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-sixth of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 200,000 units (the “Private Placement Units” and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,000,000, in a private placement to Averin Capital Acquisition Sponsor LLC (the “Sponsor”), that closed simultaneously with the Initial Public Offering (the “Private Placement”). Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-sixth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Company granted the several underwriters of the Initial Public Offering (collectively, the “Underwriters”) a 45-day option from the Initial Public Offering to purchase up to 3,750,000 additional Public Units (collectively, the “Option Units”) to cover any over-allotments (the “Over-Allotment Option”). On March 5, 2026, the Underwriters consummated the partial exercise of their Over-Allotment Option, resulting in an additional 3,386,008 Public Units issued for an aggregate amount of $33,860,080. The remaining Over-Allotment Option was forfeited by the Underwriters.

Transaction costs amounted to $16,816,661, consisting of $500,000 cash underwriting fee, the Deferred Fee (as defined in Note 6) of $15,612,304, and $704,357 of other offering costs.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations with having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the Deferred Fee and taxes paid or payable, if any, on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Following the closing of the Initial Public Offering, on February 20, 2026, and March 5, 2026 an amount of $250,000,000 and $33,860,080, respectively, ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, were placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds are to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; except with respect to up to $500,000 per year beginning on the closing of the Initial Public Offering (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the Trust Account that may be released to the Company to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to the Company during the three month period that will begin on February 20, 2028, 24 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial Business Combination by February 20, 2028), plus additional amounts of interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 (such tax, the “Excise Tax”), if any is imposed on the Company, and which shall not be subject to the $500,000 annual limitation (or $150,000 limitation) described above) (collectively, “Permitted Withdrawals”), and up to $100,000 of dissolution expenses, if any, the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination, subject to the limitations described in the IPO Registration Statement, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned thereon (net of amounts withdrawn to fund working capital requirements, subject to the limitations described in the IPO Registration Statement, and/or to pay the Company’s taxes (which shall exclude the Excise Taxe, if any is imposed on the Company, divided by the number of then issued and outstanding Public Shares, subject to applicable law. As further described in the IPO Registration Statement, the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Ordinary Shares sold in the Initial Public Offering.

If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Articles, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination (except with respect to any such Public Shares that may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto) and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares.

The Sponsor, and the Company’s officers and directors have agreed (i) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with the completion of a Business Combination, (ii) waive their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with the implementation by the directors of, and following a shareholder vote to approve, an amendment to the Amended and Restated Articles that would modify (a) the substance or timing of the Company’s obligation to provide Public Shareholders the right to have their Public Shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (b) with any other provision relating to the rights of the holders of the Class A Ordinary Shares, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period or such earlier liquidation date of the Company’s board of directors (the “Board”) may approve, from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame.

The Company has until February 20, 2028 (or May 20, 2028 if the Company has executed a definitive agreement for an initial Business Combination by February 20, 2028) or until such earlier liquidation date as the Board may approve, to consummate the Company’s initial Business Combination (the “Combination Period”). As a result, as described in more detail in the IPO Registration Statement, the Company will have up to 27 months from the closing of the Initial Public Offering to consummate the initial Business Combination. If the Company is unable to complete its Business Combination within the Combination Period, or such earlier liquidation date as the Board may approve, the Company will redeem 100% of the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned thereon and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the IPO Registration Statement.

If the Company anticipates that it may be unable to consummate its initial Business Combination within the current Combination Period, the Company may seek shareholder approval to amend its Amended and Restated Articles to further extend the date by which the Company must consummate its initial Business Combination. If the Company seeks shareholder approval for an extension, and the related amendments are approved by the Company’s shareholders, Public Shareholders will be offered an opportunity to redeem their Public Shares, subject to applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The Underwriters have agreed to waive their rights to the Deferred Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of Trust Account assets, less taxes paid or payable. This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Considerations

As of March 31, 2026, the Company had $396,057 cash and working capital of $478,075. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited financial statements are issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” codified in FASB Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 20, 2028 (or May 20, 2028 if the Company has a definitive agreement for an initial Business Combination by February 20, 2028).

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the IPO Registration Statement on Form S-1 for the year ended December 31, 2025, filed with the SEC on January 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 26, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited financial statements in conformity with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $396,057 and $0 in cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $284,847,198 (including approximately $987,118 of interest income) and $0, respectively. As of March 31, 2026, the assets held in the Trust Account are held in money market funds that are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying unaudited balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The amount in the cash account exceeded the FDIC limit by $146,057 and $0 as of March 31, 2026 and December 31, 2025, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering and Private Placement. Offering costs attributed to the Public Shares were charged to temporary equity. Offering costs attributed to the Public Warrants were charged to shareholders’ equity. Offering costs attributed to Private Placement Units were charged to shareholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company has accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), whereby under that provision, the Warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned value. There are 4,731,002 Public Warrants and 33,333 Private Placement Warrants outstanding as of March 31, 2026.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the accompanying unaudited balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the Underwriters did not exercise their Over-Allotment Option at the closing of the Initial Public Offering. As of March 31, 2026, the Underwriters have forfeited the unexercised portion of their Over-Allotment Option.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited balance sheet. As of March 31, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited balance sheets are reconciled in the following table:

Gross proceeds	$283,860,070
Less:
Proceeds allocated to Public Warrants	(1,688,967)
Proceeds allocated to Over-Allotment Option	(22,900)
Class A Ordinary Shares issuance costs	(16,710,347)
Plus:
Remeasurement of carrying value to redemption value	19,409,332
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$284,847,198

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, (i) the Class A Ordinary Shares and (ii) the Company’s Class B ordinary shares, par value $0.0001 (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of Ordinary Shares for the three months ended March 31, 2026 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 4,764,335 Ordinary Shares in the aggregate. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

Founder Shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the Over-Allotment Option. For purposes of diluted income per Ordinary Share, the Founder Shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the Founder Share are included in the calculation of diluted earnings per share as if outstanding from the beginning of the interim period upon the partial exercise of the Over-Allotment Option on March 5, 2026.

The following table reflects the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$540,582	$291,918
Denominator:
Basic weighted average shares outstanding	12,031,868	6,497,293
Basic net income per Ordinary Share	$0.04	$0.04

	For the Three Months Ended March 31, 2026
	Class A	Class B
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$523,648	$308,852
Denominator:
Diluted weighted average shares outstanding	12,031,868	7,096,502
Diluted net income per Ordinary Share	$0.04	$0.04

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering, the Company sold 25,000,000 Public Units at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one-sixth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

On March 5, 2026, the Underwriters purchased an additional 3,386,008 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $33,860,080.

Note 4 — Private Placement

The Sponsor purchased an aggregate of 200,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $2,000,000, from the Company in the Private Placement, which occurred simultaneously with the closing of the Initial Public Offering. A portion of the proceeds from the Private Placement was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

On October 21, 2025, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 7,187,500 Founder Shares. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 28,750,000 Public Shares if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 20.00% of the outstanding Ordinary Shares after the Initial Public Offering (excluding the Private Placement Units). Up to 937,500 Founder Shares were subject to forfeiture depending on the extent to which the Over-Allotment Option was exercised during the Initial Public Offering. On March 5, 2026, 846,502 Founder Shares were no longer subject to forfeiture pursuant to the Underwriters’ partial exercise of its Over-Allotment Option and 90,998 Founder Shares were forfeited as the Underwriters forfeited their remaining Over-Allotment Option.

On February 18, 2026, the Sponsor transferred membership interest equivalent to 25,000 Founder Shares to each of the Company’s independent directors for a total of 75,000 Founder Share equivalents. The transfer of the Founders Share equivalents to the Company’s independent directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 Founder Shares granted to the Company’s directors was approximately $212,625 or $2.84 per share. The valuation was derived by multiplying the marketable value per Founder Share by the probability of successful closing of an initial Business Combination. As of February 18, 2026, the marketable value per Founder Share was $9.94 and the probability of closing an initial Business Combination was 28.5%. The Founder Shares are subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified). As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

After taking into account the issuance of the Private Placement Units, the Sponsor owns 7,096,502 Ordinary Shares or 20.4% of the issued and outstanding Ordinary Shares. Any conversion of Class B Ordinary Shares described in the IPO Registration Statement will take effect as a redemption of Class B Ordinary Shares and an issuance of Class A Ordinary Shares as a matter of Cayman Islands law.

Except as described in the IPO Registration Statement, the Sponsor and the Company’s officers and directors have agreed not to transfer, assign or sell (i) any of their Founder Shares until the earlier of (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the rights to exchange their Public Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and the Company’s officers and directors with respect to any Founder Shares.

IPO Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing date of the Initial Public Offering. As of February 20, 2026, the Company had borrowed $300,478 under the IPO Promissory Note, which was paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

On February 18, 2026 the Company entered into an agreement pursuant to which it pays the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company has agreed that it will indemnify the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account. As of March 31, 2026, $13,215 was accrued under such agreement and included in accrued expenses in the accompanying unaudited balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and shares that may be issued upon conversion of the Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement, dated February 18, 2026, requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the initial Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any. On March 5, 2026, the Underwriters purchased an additional 3,386,008 Option Units pursuant to the partial exercise of the Over-Allotment Option. The unexercised portion was forfeited by the Underwriters.

The Underwriters were paid a commission of $0.02 per unit ($500,000 in the aggregate) upon the closing of the Initial Public Offering. There were to be no incremental upfront underwriting discounts and commissions if the Over-Allotment Option was exercised.

The Underwriters are also entitled to a deferred underwriting discount of $15,612,304 (5.5% of the gross proceeds of the Initial Public Offering and partial exercised of the Over-Allotment Option held in the Trust Account) upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated February 18, 2026, but such deferred underwriting discount shall be subject to pro-rata reduction based on the number of Class A Ordinary Shares redeemed by the Public Shareholders (the “Deferred Fee”). The Deferred Fee may be allocated to members of the Financial Industry Regulatory Authority, who have assisted in the consummation of the initial Business Combination, at the discretion of the Company.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti-takeover effects. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2026, there were 200,000 Class A Ordinary Shares issued and outstanding, excluding 28,386,008 shares subject to possible redemption. As of December 31, 2025, there were no Class A Ordinary Shares issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. As of March 31, 2026, there were 7,096,502 Class B Ordinary Shares issued and outstanding so that the Sponsor, directors and officers owns 20.00% of the issued and outstanding shares (excluding the Private Placement Units and assuming the Sponsor, directors or officers do not purchase any shares in the Initial Public Offering) after the Initial Public Offering. Up to 937,500 of the Founder Shares were to be surrendered for no consideration depending on the extent to which the Over-Allotment Option was exercised. As of March 31, 2026, the Over-Allotment Option was partially exercised and the unexercised portion was forfeited by the Underwriters, therefore 846,502 of the Founder shares are no longer subject to forfeiture and 90,998 of the Founder Shares have been forfeited.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Prior to the initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors; provided, however, that with respect to the appointment of directors at a general meeting in which a Business Combination is submitted to the Company’s shareholders and approved, holders of the Class A Ordinary Shares (including holders of the Private Placement Units) and holders of the Class B Ordinary Shares, voting together as a single class, have the exclusive right to vote for the appointment of directors. Other than pursuant to the provision in the preceding sentence, holders of the Class A Ordinary Shares are not entitled to vote on the appointment of directors prior to the consummation of the initial Business Combination or in a vote to transfer the company by way of continuation to a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the Board for any reason. Other than in connection with a Business Combination, these provisions of the Amended and Restated Articles may only be amended by at least 90% of the Ordinary Shares voting in a general meeting. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares, holders of the Private Placement Units and holders of the Public Shares vote together as a single class, with each share entitling the holder to one vote, except as required by law.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided in the IPO Registration Statement. The Class A Ordinary Shares received upon conversion of Class B Ordinary Shares will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to complete an initial Business Combination. In the case that any amount of additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO Registration Statement and related to the closing of the Business Combination the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all Ordinary Shares outstanding (excluding the Private Placement Units) upon completion of the Initial Public Offering plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis). Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment as provided above, at any time. Any conversion of Class B Ordinary Shares will take effect as a compulsory redemption of Class B Ordinary Shares and an issuance of Class A Ordinary Shares as a matter of Cayman Islands law. In no event will the Class B Ordinary Shares convert into Class A Ordinary Shares at a rate of less than one-to-one.

Warrants

There were 4,731,002 Public Warrants and 33,333 Private Placement Warrants outstanding as of March 31, 2026. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade.

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

The Warrants will become exercisable 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement, dated February 18, 2026). The Company did not register the Class A Ordinary Shares issuable upon exercise of the Warrants in the IPO Registration Statement. However, the Company has agreed that as soon as practicable following the closing of the initial Business Combination, but in no event later than twenty (20) business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants, to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed; provided, that if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement.

The Company will not redeem the Warrants unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period, except if the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2026, assets held in the Trust Account were comprised of $284,847,198 in money market funds which are invested primarily in U.S. government treasure securities. Through March 31, 2026, the Company did not withdraw interest earned on the Trust Account.

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$284,847,198	$—

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

The fair value of the Public Warrants issued in the Initial Public Offering is $1,487,500, or $0.36 per Public Warrant and Public Warrants issued with the partial exercise of the Over-Allotment Option by the Underwriters is $201,467, or $0.36 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

February 20, 2026
Underlying share price	$9.94
Exercise price	$11.50
Volatility	5.00%
Probability of De-SPAC and market adjustment	28.50%
Risk-free rate	3.78%
Expected term (years)	2.00
Warrant term (years)	7.00

March 5, 2026
Underlying share price	$9.94
Exercise price	$11.50
Volatility	5.00%
Probability of De-SPAC and market adjustment	28.50%
Risk-free rate	3.78%
Expected term (years)	2.00
Warrant term (years)	7.00

The fair value of the Over-Allotment Option liability issued in the Initial Public Offering is $235,300, or $0.06 per option. The fair value of the Over-Allotment Option liability as of March 5, 2026 is $22,900, or $0.06 per option The fair value of Over-Allotment Option liability was determined using Black-Scholes Model. The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of Over-Allotment Option liability in the statement of operations. The Over-Allotment Option liability has been classified as a liability and will require remeasurement after issuance. As a result of the partial exercise of the Over-Allotment Option and forfeiture of the unexercised portion, the Over-Allotment Option liability was derecognized as of March 31, 2026.

The following table presents the quantitative information regarding market assumptions used in the valuation of the Over-Allotment Option liability:

February 20, 2026
Underlying stock price	$10.00
Exercise price	$10.00
Volatility	2.54%
Risk-free rate	3.72%
Over-Allotment Option term (years)	$0.12

March 5, 2026
Underlying stock price	$10.00
Exercise price	$10.00
Volatility	2.54%
Risk-free rate	3.74%
Over-Allotment Option term (years)	$0.12

Averin Capital Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating officer decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics as set forth below.

	March 31, 2026	December 31, 2025
Cash	$396,057	$—
Investments held in Trust Account	$284,847,198	$—

For the Three Months Ended March 31, 2026
Formation, general and administrative costs	$177,518
Interest earned on cash and investments held in Trust Account	$987,118

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general and administrative costs and share-based compensation expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs as reported on the unaudited statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM will also review interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement” are to the Investment Management Trust Agreement, dated February 18, 2026, which we entered into with Continental, as trustee of the Trust Account.

Note 10 — Subsequent Events

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on October 17, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Averin Capital Acquisition Sponsor LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on a business at the intersection of technology and health. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on February 18, 2026. On February 20, 2026, we consummated our Initial Public Offering of 25,000,000 Public Units. Each Public Unit consists of one Public Share and one-sixth of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $250,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 200,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,000,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

In connection with the Initial Public Offering, the Underwriters were granted the Over-Allotment Option to purchase up to 3,750,000 Option Units to cover over-allotments, if any. On March 5, 2026, the Underwriters purchased an additional 3,386,008 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Option Unit, generating additional gross proceeds to us of $33,860,080.

Following the closing of the Initial Public Offering and Private Placement, as well as the partial exercise of the Over-Allotment Option, an amount of $283,860,080 from the proceeds of the Initial Public Offering, the Private Placement and the partial exercise of the Over-Allotment Option was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until February 20, 2028 (or May 20, 2028 if we have a definitive agreement for an initial Business Combination by February 20, 2028), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to for Permitted Withdrawals, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since October 17, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $832,500, which consists of formation, general and administrative costs of $177,518, offset by change in fair value of Over-Allotment Option liability of $22,900 and interest earned on cash and investments held in the Trust Account of $987,118.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering and the Private Placement, a total of $250,000,000 was placed in the Trust Account. On March 5, 2026, the Underwriters purchased an additional 3,386,008 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Option Unit, generating additional gross proceeds to the Company of $33,860,080. The remaining Over-Allotment Option was forfeited by the Underwriters.

Following the Initial Public Offering, the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $283,860,080 was placed in the Trust Account. We incurred fees of $16,816,661 in the Initial Public Offering, consisting of $500,000 of cash underwriting fee, the Deferred Fee of $15,612,304, and $704,357 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $403,700. Net income of $832,500 was primarily attributable to non-cash and non-operating items, including $987,118 of interest income earned on cash and investments held in the trust account and a $22,900 change in the fair value of the Over-Allotment Option liability. In addition, $33,933 of operating costs were satisfied through borrowings under the IPO Promissory Note. Changes in operating assets and liabilities used $260,115 of cash.

As of March 31, 2026, we had marketable securities held in the Trust Account of $284,847,198 (including approximately $987,118 of interest income). We may withdraw interest from the Trust Account to pay Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any Permitted Withdrawals and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of March 31, 2026, we had cash held outside of the Trust Account of $396,057. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the proceeds from the consummation of the and Private Placement held outside of the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. The loan of $300,478 was fully repaid upon the consummation of our Initial Public Offering on February 20, 2026. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of March 31, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” codified in FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements included in this Report under Item 1. “Financial Statements”. are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 20, 2028 (or May 20, 2028 if we have a definitive agreement for an initial Business Combination by February 20, 2028).

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 18, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026, we incurred $13,215 in fees for these services, which amount is included in accrued expenses in the unaudited balance sheet of the unaudited financial statements included in this Report under Item 1. “Financial Statements”.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any. On March 5, 2026, the Underwriters purchased an additional 3,386,008 Option Units pursuant to the partial exercise of their Over-Allotment Option. The unexercised portion was forfeited by the Underwriters.

The Underwriters are also entitled to the Deferred Fee of $15,612,304 (5.5% of the gross proceeds of the Initial Public Offering and partial exercised of the Over-Allotment Option held in the Trust Account) upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement, but such Deferred Fee shall be subject to pro-rata reduction based on the number of Public Shares redeemed by the Public Shareholders. The Deferred Fee may be allocated to members of the Financial Industry Regulatory Authority, who have assisted in the consummation of the initial Business Combination, at our discretion.

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay Permitted Withdrawals, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) 180 days after the completion of our initial Business Combination or (ii) subsequent to our initial Business Combination, the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our Public Shareholders having the right to exchange their Public Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) Any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days following the date of the Initial Public Offering prospectus.

Critical Accounting Estimates

The preparation of the unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, information technology, financial reporting and record keeping as of March 31, 2026.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited financial statements included in Item 1. “Financial Statements” of this Report were issued.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2026. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of March 31, 2026 relating to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, information technology, financial reporting and record keeping as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure our shareholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts between Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before February 20, 2028 (or May 20, 2028 if we have a definitive agreement for an initial Business Combination by February 20, 2028), we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 200,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,000,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On February 20, 2026, we consummated our Initial Public Offering of 25,000,000 Public Units. Each Public Unit consists of one Public Share and one-sixth of one Public Warran. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $250,000,000. Deutsche Bank acted as book runner and representative of the Underwriters.

On February 20, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 200,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,000,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

In connection with the Initial Public Offering, the Underwriters were granted the Over-Allotment Option to purchase up to 3,750,000 Option Units s to cover over-allotments, if any. On March 5, 2026, the Underwriters purchased an additional 3,386,008 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Option Unit, generating additional gross proceeds to us of $33,860,080.

Following the closing of the Initial Public Offering and Private Placement, as well as the partial exercise of the Over-Allotment Option, a total of $283,860,080 comprised of the proceeds from the Initial Public Offering (which amount includes the Deferred Fee of $15,612,304) and the proceeds from the Private Placement and partial exercise of the Over-Allotment Option, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in the Report. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1	Underwriting Agreement, dated February 18, 2026, by and between the Company and Deutsche Bank, as representative of the Underwriters. (2)
3	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Shares Certificate. (1)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4	Warrant Agreement, dated February 18, 2026, by and between the Company and Continental, as warrant agent. (2)
10.1	Investment Management Trust Agreement, February 18, 2026, by and between the Company and Continental, as trustee. (2)
10.2	Registration Rights Agreement, dated February 18, 2026, by and among the Company and certain security holders. (2)
10.3	Private Placement Units Purchase Agreement, dated February 18, 2026, by and between the Company and the Sponsor. (2)
10.4	Letter Agreement, dated February 18, 2026, by and among the Company, its officers, directors, and the Sponsor. (2)
10.5	Form of Indemnity Agreement. (2)
10.6	Administrative Services Agreement, dated February 18, 2026, by and between the Company and the Sponsor. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-293082), filed with the SEC on January 30, 2026.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on February 20, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2026	AVERIN CAPITAL ACQUISITION CORP.

	By:	/s/ David Berry
	Name:	David Berry
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Alex Lau
	Name:	Alex Lau
	Title:	Chief Financial Officer
Principal Financial Officer)