Form 10-Q
period 2026-06-30
Averin Capital Acquisition Corp.
filed 2026-08-05
CIK 2096900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, there were 28,586,008 Class A Ordinary Shares, par value $0.0001 per share, and 7,096,502 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

AVERIN CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 18, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 20, 2028 (or May 20, 2028 if we have a definitive agreement for an initial Business Combination by February 20, 2028), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Averin Capital Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $15,612,304 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Deutsche Bank” are to Deutsche Bank Securities Inc., the representative of the Underwriters;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 20, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 21, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 30, 2026 as amended, and declared effective on February 18, 2026 (File No. 333-293082);

●	“Letter Agreement” are to the Letter Agreement, dated February 18. 2026, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,386,008 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Permitted Withdrawals” are to up to $500,000 per year, beginning on the closing of the Initial Public Offering (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the Trust Account that may be released to us to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to us during the three month period that will begin on February 20, 2028, 24 months from the closing of the Initial Public Offering if we have executed a definitive agreement for an initial Business Combination by February 20, 2028), plus additional amounts of interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022, if any is imposed on us, and which shall not be subject to the $500,000 annual limitation (or $150,000 limitation) described above);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated February 18, 2026 which we entered into with our Sponsor;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-sixth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 18, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Averin Capital Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $283,860,080 from the proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering, including the sale of the Option Units following the partial exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 18, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 18, 2026, which we entered into with Deutsche Bank, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

•	“Warrant Agreement” are to the Warrant Agreement, dated February 18, 2026, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVERIN CAPITAL ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025

ASSETS
Current assets
Cash	$339,276	$—
Prepaid expenses and insurance	150,119	4,503
Total current assets	489,395	4,503
Deferred offering costs	—	161,092
Long-term prepaid insurance	66,667	—
Investments held in Trust Account	287,367,170	—
Total Assets	$287,923,232	$165,595

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$75,736	$—
Accrued offering costs	75,000	504
IPO Promissory Note – related party	—	213,474
Total current liabilities	150,736	213,978
Deferred Fee	15,612,304	—
Total Liabilities	15,763,040	213,978

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 28,386,008 and no shares at redemption value of $10.12 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	287,367,170	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 200,000 and no shares issued and outstanding (excluding 28,386,008 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	20	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,096,502 and 7,187,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively(1)	710	719
Additional paid-in capital	—	24,281
Accumulated deficit	(15,207,708)	(73,383)
Total Shareholders’ Deficit	(15,206,978)	(48,383)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$287,923,232	$165,595

(1)	This number included an aggregate of up to 937,500 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On March 5, 2026, 846,502 Founder Shares were no longer subject to forfeiture pursuant to the Underwriters’ partial exercise of its Over-Allotment Option and 90,998 Founder Shares were forfeited as the Underwriters forfeited their remaining Over-Allotment Option.

The accompanying notes are an integral part of these unaudited financial statements.

AVERIN CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Formation, general and administrative costs	$164,416	$341,934
Loss from operations	(164,416)	(341,934)

Other Income
Change in fair value of Over-Allotment Option liability	—	22,900
Interest earned on cash and investments held in Trust Account	2,519,972	3,507,090
Total other income	2,519,972	3,529,990

Net Income	$2,355,556	$3,188,056

Basic and diluted weighted average Class A Ordinary Shares outstanding	28,586,008	20,400,905
Basic and diluted net income per Class A Ordinary Share	$0.07	$0.12
Basic weighted average Class B Ordinary Shares outstanding	7,096,502	6,800,226
Basic net income per Class B Ordinary Share	$0.07	$0.12
Diluted weighted average Class B Ordinary Shares outstanding	7,096,502	7,096,502
Diluted net income per Class B Ordinary Share	$0.07	$0.12

The accompanying notes are an integral part of these unaudited financial statements.

AVERIN CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026(1)	—	$—	7,187,500	$719	$24,281	$(73,383)	$(48,383)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(3,606,923)	(15,802,409)	(19,409,332)

Sale of Private Placement Units	200,000	20	—	—	1,999,980	—	2,000,000

Fair value of Public Warrants	—	—	—	—	1,688,967	—	1,688,967

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(106,314)	—	(106,314)

Forfeiture of Founder Shares	—	—	(90,998)	(9)	9	—	—

Net income	—	—	—	—	—	832,500	832,500

Balance – March 31, 2026	200,000	$20	7,096,502	$710	$—	$(15,043,292)	$(15,042,562)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(2,519,972)	(2,519,972)

Net income	—	—	—	—	—	2,355,556	2,355,556

Balance – June 30, 2026	200,000	$20	7,096,502	$710	$—	$(15,207,708)	$(15,206,978)

(1)	This number included an aggregate of up to 937,500 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On March 5, 2026, 846,502 Founder Shares were no longer subject to forfeiture pursuant to the Underwriters’ partial exercise of its Over-Allotment Option and 90,998 Founder Shares were forfeited as the Underwriters forfeited their remaining Over-Allotment Option.

The accompanying notes are an integral part of these unaudited financial statements.

AVERIN CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,188,056
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	33,933
Interest earned on cash and investments held in Trust Account	(3,507,090)
Change in fair value of Over-Allotment Option liability	(22,900)
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(153,216)
Long-term prepaid insurance	(75,000)
Accounts payable and accrued expenses	75,736
Net cash used in operating activities	(460,481)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(283,860,080)
Net cash used in investing activities	(283,860,080)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	283,360,080
Proceeds from sale of Private Placement Units	2,000,000
Repayment of IPO Promissory Note – related party	(300,478)
Payment of offering costs	(399,765)
Net cash provided by financing activities	284,659,837

Net Change in Cash	339,276
Cash – Beginning of period	—
Cash – End of period	$339,276

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$74,496
Deferred offering costs paid through IPO Promissory Note – related party	$59,004
Prepaid expenses applied as payment to offering costs	$2,400
Offering costs charged to additional paid-in-capital	$9,146
Offering costs charged to shares subject to redemption	$695,211
Other offering costs allocated to redeemable shares	$22,900
Forfeiture of Founder Shares	$9
Accretion of Class A ordinary shares to redemption value	$21,929,304
Deferred Fee payable	$15,612,304

The accompanying notes are an integral part of these unaudited financial statements.

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

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

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intends to capitalize on the ability of its management team (“Management”) to identify and combine with a business or businesses that can benefit from its Management’s established global relationships and operating experience. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 17, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), which is described below, and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations with having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the Deferred Fee and taxes paid or payable, if any, on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Following the closing of the Initial Public Offering, on February 20, 2026, and March 5, 2026 an amount of $250,000,000 and $33,860,080, respectively, ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, were placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds are to be invested only in U.S. government treasury obligations (“U.S. Treasury Securities”) with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury Securities; except with respect to up to $500,000 per year beginning on the closing of the Initial Public Offering (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the Trust Account that may be released to the Company to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to the Company during the three month period that will begin on February 20, 2028, 24 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial Business Combination by February 20, 2028), plus additional amounts of interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 (such tax, the “Excise Tax”), if any is imposed on the Company, and which shall not be subject to the $500,000 annual limitation (or $150,000 limitation) described above) (collectively, “Permitted Withdrawals”), and up to $100,000 of dissolution expenses, if any, the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination, subject to the limitations described in the IPO Registration Statement, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned thereon (net of amounts withdrawn to fund working capital requirements, subject to the limitations described in the IPO Registration Statement, and/or to pay the Company’s taxes (which shall exclude the 1% U.S. Excise Tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company)), divided by the number of then issued and outstanding Public Shares, subject to applicable law. As further described in the IPO Registration Statement, the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Ordinary Shares sold in the Initial Public Offering.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Going Concern Considerations

As of June 30, 2026, the Company had $339,276 cash and working capital of $338,659. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited financial statements are issued.

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

The accompanying unaudited financial statements should be read in conjunction with the IPO Registration Statement on Form S-1 which includes the financial statements for the period from October 17, 2025 (inception) through December 31, 2025, as filed with the SEC on January 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 26, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $339,276 and $0 in cash as of June 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $287,367,170 (including approximately $3,507,090 of interest income) and $0, respectively. As of June 30, 2026, the assets held in the Trust Account are held in money market funds that are invested primarily in U.S. Treasury Securities. Investments in money market funds are presented on the accompanying unaudited balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The amount in the cash account exceeded the FDIC limit by $89,276 and $0 as of June 30, 2026 and December 31, 2025, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Offering costs consist of professional and legal fees incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis to the instruments underlying the Initial Public Offering and Private Placement. Offering costs attributed to the Public Shares were charged to temporary equity. Offering costs attributed to the Public Warrants were charged to shareholders’ equity. Offering costs attributed to Private Placement Units were charged to shareholders’ equity.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company has accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), whereby under that provision, the Warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned value. There are 4,731,001 Public Warrants and 33,333 Private Placement Warrants outstanding as of June 30, 2026.

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the accompanying unaudited balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the Underwriters did not exercise their Over-Allotment Option at the closing of the Initial Public Offering. As of June 30, 2026, the Underwriters have forfeited the unexercised portion of their Over-Allotment Option.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited balance sheets. As of June 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited balance sheets are reconciled in the following table:

Gross proceeds	$283,860,080
Less:
Proceeds allocated to Public Warrants	(1,688,967)
Proceeds allocated to Over-Allotment Option	(22,900)
Class A Ordinary Shares issuance costs	(16,710,347)
Plus:
Remeasurement of carrying value to redemption value	19,409,332
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$284,847,198
Plus:
Remeasurement of carrying value to redemption value	2,519,972
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$287,367,170

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

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

The calculation of diluted income per Ordinary Share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of Ordinary Shares for the three and six months ended June 30, 2026 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 4,764,334 Ordinary Shares in the aggregate. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,887,085	$468,471	$2,391,049	$797,007
Denominator:
Weighted-average shares outstanding	28,586,008	7,096,502	20,400,905	6,800,226
Basic net income per ordinary share	$0.07	$0.07	$0.12	$0.12

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,887,085	$468,471	$2,365,286	$822,770
Denominator:
Weighted-average shares outstanding	28,586,008	7,096,502	20,400,905	7,096,502
Diluted net income per ordinary share	$0.07	$0.07	$0.12	$0.12

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

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

On February 18, 2026, the Sponsor transferred membership interest equivalent to 25,000 Founder Shares to each of the Company’s independent directors for a total of 75,000 Founder Share equivalents. The transfer of the Founders Share equivalents to the Company’s independent directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 Founder Shares granted to the Company’s directors was approximately $212,625 or $2.84 per share. The valuation was derived by multiplying the marketable value per Founder Share by the probability of successful closing of an initial Business Combination. As of February 18, 2026, the marketable value per Founder Share was $9.94 and the probability of closing an initial Business Combination was 28.5%. The Founder Shares are subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified). As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

After taking into account the issuance of the Private Placement Units, the Sponsor owns 7,296,502 Ordinary Shares or 20.4% of the issued and outstanding Ordinary Shares. Any conversion of Class B Ordinary Shares described in the IPO Registration Statement will take effect as a redemption of Class B Ordinary Shares and an issuance of Class A Ordinary Shares as a matter of Cayman Islands law.

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

Administrative Services Agreement

On February 18, 2026, the Company entered into an agreement pursuant to which it pays the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company has agreed that it will indemnify the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account. As of June 30, 2026, $43,215 was accrued under such agreement and included in accrued expenses in the accompanying unaudited balance sheets. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $43,215 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

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

JUNE 30, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti-takeover effects. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2026, there were 200,000 Class A Ordinary Shares issued and outstanding, excluding 28,386,008 shares subject to possible redemption. As of December 31, 2025, there were no Class A Ordinary Shares issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. As of June 30, 2026, there were 7,096,502 Class B Ordinary Shares issued and outstanding so that the Sponsor, directors and officers owns 20.00% of the issued and outstanding shares (excluding the Private Placement Units and assuming the Sponsor, directors or officers do not purchase any shares in the Initial Public Offering) after the Initial Public Offering. Up to 937,500 of the Founder Shares were to be surrendered for no consideration depending on the extent to which the Over-Allotment Option was exercised. As of June 30, 2026, the Over-Allotment Option was partially exercised and the unexercised portion was forfeited by the Underwriters, therefore 846,502 of the Founder shares are no longer subject to forfeiture and 90,998 of the Founder Shares have been forfeited.

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

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

Warrants

There were 4,731,001 Public Warrants and 33,333 Private Placement Warrants outstanding as of June 30, 2026. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade.

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

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

As of June 30, 2026, assets held in the Trust Account were comprised of $287,367,170 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2026, the Company did not withdraw interest earned on the Trust Account.

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$287,367,170	$—

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

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

The fair value of the Over-Allotment Option liability issued in the Initial Public Offering is $235,300, or $0.06 per option. After the partial exercise of the Over-Allotment Option on March 5, 2026, the fair value of the remaining Over-Allotment Option liability as of March 5, 2026 is $22,900, or $0.06 per option. The fair value of Over-Allotment Option liability was determined using Black-Scholes Model. The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of Over-Allotment Option liability in the statement of operations. The Over-Allotment Option liability has been classified as a liability and will require remeasurement after issuance. As a result of the partial exercise of the Over-Allotment Option and forfeiture of the unexercised portion, the Over-Allotment Option liability was derecognized as of June 30, 2026.

The following table presents the quantitative information regarding market assumptions used in the valuation of the Over-Allotment Option liability:

February 20, 2026
Underlying stock price	$10.00
Exercise price	$10.00
Volatility	2.54%
Risk-free rate	3.72%
Over-Allotment Option term (years)	0.12

March 5, 2026
Underlying stock price	$10.00
Exercise price	$10.00
Volatility	2.54%
Risk-free rate	3.74%
Over-Allotment Option term (years)	0.12

AVERIN CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	June 30, 2026	December 31, 2025
Cash	$339,276	$—
Investments held in Trust Account	$287,367,170	$—

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Formation, general and administrative costs	$164,416	$341,934
Change in fair value of Over-Allotment Option liability	$—	$22,900
Interest earned on cash and investments held in Trust Account	$2,519,972	$3,507,090

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

The CODM will also review interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement, dated February 18, 2026, which we entered into with Continental, as trustee of the Trust Account.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since October 17, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,355,556, which consists of formation, general and administrative costs of $164,416, offset by interest earned on cash and investments held in the Trust Account of $2,519,972.

For the six months ended June 30, 2026, we had a net income of $3,188,056, which consists of formation, general and administrative costs of $341,934, offset by change in fair value of Over-Allotment Option liability of $22,900 and interest earned on cash and investments held in the Trust Account of $3,507,090.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through February 20, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through (i) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $283,860,080 was placed in the Trust Account. We incurred fees of $16,816,661 in the Initial Public Offering, consisting of $500,000 of cash underwriting fee, the Deferred Fee of $15,612,304, and $704,357 of other offering costs.

For the six months ended June 30, 2026, net cash used in operating activities was $460,481. Net income of $3,188,056 was primarily attributable to non-cash and non-operating items, including $3,507,090 of interest income earned on cash and investments held in the Trust Account and a $22,900 change in the fair value of the Over-Allotment Option liability. In addition, $33,933 of operating costs were satisfied through borrowings under the IPO Promissory Note. Changes in operating assets and liabilities used $152,480 of cash.

As of June 30, 2026, we had marketable securities held in the Trust Account of $287,367,170 (including approximately $3,507,090 of interest income). We may withdraw interest from the Trust Account to pay Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any Permitted Withdrawals and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $339,276. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” codified in FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements included in this Report under Item 1. “Financial Statements”. are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 20, 2028 (or May 20, 2028 if we have a definitive agreement for an initial Business Combination by February 20, 2028).

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 18, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred $30,000 and $43,215 in fees for these services, respectively, which amount is included in accrued expenses in the unaudited balance sheet of the unaudited financial statements included in this Report under Item 1. “Financial Statements”.

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

Critical Accounting Estimates

The preparation of the unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, information technology, financial reporting and record keeping as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement and our 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 200,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,000,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of the 2026 First Quarter Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 5, 2026	AVERIN CAPITAL ACQUISITION CORP.

	By:	/s/ David Berry
	Name:	David Berry
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2026	By:	/s/ Alex Lau
	Name:	Alex Lau
	Title:	Chief Financial Officer
(Principal Financial Officer)